Form 10-Q
period 2026-09-30
ITHAX Acquisition Corp III
filed 2026-11-13
CIK 2080985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(Registrant’s telephone number, including area code)

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

As of November 13, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ITHAX ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	3
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from July 3, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026 and for the Period from July 3, 2025 (Inception) Through September 30, 2025 (Unaudited)	5
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from July 3, 2025 (Inception) Through September 30, 2025 (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Signature	26

i

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ITHAX ACQUISITION CORP III

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$451,052	$753,828
Prepaid expenses	193,200	205,037
Total current assets	644,252	958,865
Long-term prepaid expenses	24,966	118,331
Cash and marketable securities held in Trust Account	236,430,896	230,296,082
Total Assets	$237,100,114	$231,373,278

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$29,516	$2,500
Accrued offering costs	75,000	86,500
Due to Sponsor	—	8,468
Total current liabilities	104,516	97,468
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	9,904,516	9,897,468

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.28 and $10.01 per share as of September 30, 2026 and December 31, 2025, respectively	236,430,896	230,296,082

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(9,236,065)	(8,821,039)
Total Shareholders’ Deficit	(9,235,298)	(8,820,272)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$237,100,114	$231,373,278

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITHAX ACQUISITION CORP III

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
	For the Three	For the Nine	from July 3, 2025
	Months Ended	Months Ended	(Inception) Through
	September 30, 2026	September 30, 2026	September 30, 2025
General and administrative costs	$117,010	$415,026	$37,638
Loss from operations	(117,010)	(415,026)	(37,638)

Other income:
Interest earned on cash and marketable securities held in Trust Account	2,089,967	6,134,814	—
Total other income	2,089,967	6,134,814	—

Net income (loss)	$1,972,957	$5,719,788	$(37,638)
Basic and diluted weighted average redeemable Class A ordinary shares outstanding	23,000,000	23,000,000	—
Basic and diluted net income (loss) per redeemable Class A ordinary share	$0.06	$0.19	$—
Basic and diluted weighted average non-redeemable Class B ordinary shares outstanding (1)	7,666,667	7,666,667	6,666,667
Basic and diluted net income (loss) per non-redeemable Class B ordinary share	$0.06	$0.19	$(0.01)
(1)

Excludes an aggregate of up to 1,000,000 Class B ordinary shares that were subject to forfeiture for the period from July 3, 2025 (inception) through September 30, 2025, depending on the extent to which the underwriters’ over-allotment option was exercised (Note 7). On December 15, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture and are included in the weighted average Class B ordinary shares outstanding for the three and nine months ended September 30, 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITHAX ACQUISITION CORP III

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2026	—	$—	7,666,667	$767	$—	$(8,821,039)	$(8,820,272)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,959,236)	(1,959,236)
Net income	—	—	—	—	—	1,783,724	1,783,724
Balance - March 31, 2026 (unaudited)	—	—	7,666,667	767	—	(8,996,551)	(8,995,784)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(2,085,611)	(2,085,611)
Net income	—	—	—	—	—	1,963,107	1,963,107
Balance - June 30, 2026 (unaudited)	—	—	7,666,667	767	—	(9,119,055)	(9,118,288)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(2,089,967)	(2,089,967)
Net income	—	—	—	—	—	1,972,957	1,972,957
Balance - September 30, 2026 (unaudited)	—	$—	7,666,667	$767	$—	$(9,236,065)	$(9,235,298)

FOR THE PERIOD FROM JULY 3, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of July 3, 2025 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor (1)	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	(37,638)	(37,638)
Balance as of September 30, 2025 (unaudited)	7,666,667	$767	$24,233	$(37,638)	$(12,638)
(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). On December 15, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITHAX ACQUISITION CORP III

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
	For the Nine	from July 3, 2025
	Months Ended	(Inception) Through
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$5,719,788	$(37,638)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(6,134,814)	—
General and administrative costs paid by Sponsor under promissory note – related party	—	10,420
Changes in operating assets and liabilities:
Prepaid expenses	105,202	—
Due to Sponsor	(8,468)	—
Accounts payable and accrued expenses	27,016	27,218
Net cash used in operating activities	(291,276)	—

Cash Flows from Financing Activities:
Payment of offering costs	(11,500)	—
Net cash used in financing activities	(11,500)	—

Net Change in Cash	(302,776)	—
Cash - Beginning of period	753,828	—
Cash - End of period	$451,052	$—

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$5,000
Deferred offering costs paid through promissory note - related party	$—	$900

The accompanying notes are an integral part of these unaudited condensed financial statements.

ITHAX ACQUISITION CORP. III

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 3, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

The registration statement for the Company’s initial public offering became effective on December 11, 2025. On December 15, 2025, the Company consummated the initial public offering (the “Initial Public Offering”) of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,500,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to ITHAX Acquisition Sponsor III LLC (the “Sponsor”) and Cantor Fitzgerald & Co., generating gross proceeds of $5,500,000. Of those 5,500,000 Private Placement Warrants, the Sponsor purchased 3,500,000 Private Placement Warrants and the underwriters purchased 2,000,000 Private Placement Warrants. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Transaction costs amounted to $14,211,396, consisting of $4,000,000 of cash underwriting fee, $9,800,000 of deferred underwriting fee and $411,396 of other offering costs.

Following the closing of the Initial Public Offering on December 15, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, was held in a trust account (the “Trust Account”) and is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by December 15, 2027 (24 months from the closing of the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding public shares, subject to certain limitations. The amount in the Trust Account initially is $10.00 per public share. The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 24, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 15, 2025 had been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the founder shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). On December 15, 2025, the Company completed its Initial Public Offering generating gross proceeds of $230,000,000 and the simultaneous sale of Private Placement Warrants, generating gross proceeds of $5,500,000. Subsequent to the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held outside the Trust Account. As of September 30, 2026, the Company had $451,052 of cash and had a working capital surplus of $539,736. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern”, management considered the Company’s cash of $451,052 held outside the Trust Account and working capital surplus of $539,736 as of September 30, 2026, and the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has until December 15, 2027 (24 months from the closing of the Initial Public Offering), or such earlier liquidation date as the Company’s board of directors may approve, to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $451,052 and $753,828 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash and Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its assets held in the Trust Account as trading securities under FASB ASC 320, “Investments—Debt Securities,” where securities are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on cash and marketable securities held in Trust Account in the unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrants (see Note 9) which are classified as equity and not re-measured to fair value.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Proceeds allocated to Public Warrants		(4,715,000)
Class A ordinary shares issuance costs		(13,910,651)
Plus:
Accretion of Class A ordinary shares to redemption amount		18,921,733
Class A ordinary shares subject to possible redemption, December 31, 2025	23,000,000	$230,296,082
Plus:
Accretion of Class A ordinary shares to redemption amount		1,959,236
Class A ordinary shares subject to possible redemption, March 31, 2026	23,000,000	$232,255,318
Plus:
Accretion of Class A ordinary shares to redemption amount		2,085,611
Class A ordinary shares subject to possible redemption, June 30, 2026	23,000,000	$234,340,929
Plus:
Accretion of Class A ordinary shares to redemption amount		2,089,967
Class A ordinary shares subject to possible redemption, September 30, 2026	23,000,000	$236,430,896

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants outstanding as of September 30, 2026 and December 31, 2025.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the ordinary shares for the three and nine months ended September 30, 2026, was less than the exercise price and therefore, the inclusion of such Warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 17,000,000 Class A ordinary shares in the aggregate.

The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the date they were no longer contingent to determine the dilutive impact of these shares. The weighted average Class B ordinary shares outstanding for the period from July 3, 2025 (inception) through September 30, 2025 exclude an aggregate of up to 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On December 15, 2025, the underwriters exercised their over-allotment option in full; accordingly, all 7,666,667 Class B ordinary shares are included in the weighted average Class B ordinary shares outstanding for the three and nine months ended September 30, 2026.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Nine Months Ended		For the Period from July 3, 2025
	September 30, 2026		September 30, 2026		(Inception) Through September 30, 2025
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	Class A	Class B	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,479,718	$493,239	$4,289,841	$1,429,947	$—	$(37,638)

Denominator:
Basic and diluted weighted average ordinary shares outstanding (1)	23,000,000	7,666,667	23,000,000	7,666,667	—	6,666,667
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.19	$0.19	$—	$(0.01)
(1)

The non-redeemable Class B ordinary shares for the period from July 3, 2025 (inception) through September 30, 2025 exclude an aggregate of up to 1,000,000 Class B ordinary shares that were subject to forfeiture, depending on the extent to which the underwriters’ over-allotment option was exercised (Note 7). On December 15, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 founder shares are no longer subject to forfeiture and are included in the weighted average Class B ordinary shares outstanding for the three and nine months ended September 30, 2026.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregated disclosure of certain expense captions presented on the face of the income statement into specified categories within the notes to the financial statements. ASU 2024-03, as clarified by ASU No. 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating the impact of ASU 2024-03 on the Company’s financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the closing of the Initial Public Offering on December 15, 2025, the Company sold 23,000,000 Units, including 3,000,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant becomes exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants — As of September 30, 2026 and December 31, 2025, there were 17,000,000 warrants outstanding, including 11,500,000 Public Warrants and 5,500,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co., or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

On December 10, 2025, the Sponsor assigned and transferred an aggregate of 45,000 founder shares, represented by Sponsor membership interests, to the three independent directors (15,000 founder shares each) of the Company in exchange for their services as independent directors. The assignment of the founder shares to the holders of such interests is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 45,000 founder shares represented by such membership interests assigned to the holders of such interests on December 10, 2025 was $218,250 or $4.85 per share. The transfer of membership interests has no service restrictions; thus, the total fair value was recorded as compensation expense on the grant date.

The Company established the initial fair value of the founder shares on December 10, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team. The valuation model used unobservable inputs and assumptions for the probability of successfully completing a business combination (55%) and a discount for a lack of marketability of the founder shares (10%).

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

Administrative Services Agreement

Commencing on December 11, 2025, the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred $37,500 and $112,500 in fees and paid $37,500 and $120,968 for these services pursuant to the Administrative Services Agreement, respectively. At September 30, 2026 and December 31, 2025, $0 and $8,468, respectively, were included in due to Sponsor in the accompanying condensed balance sheets. For the period from July 3, 2025 (inception) through September 30, 2025, the Company did not incur or pay any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflicts in the Middle East and subsequent sanctions or related actions, and changes to international trade policies and tariffs could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Units to cover over-allotments. On December 15, 2025, the underwriters exercised their over-allotment option in full, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding. The founder shares include an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 15, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 1,000,000 founder shares are no longer subject to forfeiture by the Sponsor.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all ordinary shares issued and outstanding upon the completion of the Initial Public Offering (including the Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor), plus (ii) all ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans made to the Company) and (iii) minus any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any redemptions of Class A ordinary shares by public shareholders in connection with any amendment to the amended and restated memorandum and articles of association made prior to the consummation of the initial Business Combination (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-initial Business Combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

	September 30, 2026	December 31, 2025
Cash	$451,052	$753,828
Cash and marketable securities held in Trust Account	$236,430,896	$230,296,082

			For the Period
	For the	For the	from July 3, 2025
	Three Months	Nine Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2026	2026	2025
General and administrative costs	$117,010	$415,026	$37,638
Interest earned on cash and marketable securities held in Trust Account	$2,089,967	$6,134,814	$—

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no transfers between levels of the fair value hierarchy during the periods presented. The marketable securities held in the Trust Account consist of U.S. Treasury Bills, which are valued using quoted prices (unadjusted) in active markets for identical assets and are classified within Level 1 of the fair value hierarchy. Cash held in the Trust Account is not measured at fair value and is not categorized within the fair value hierarchy; it is presented in the table below to reconcile to cash and marketable securities held in the Trust Account on the condensed balance sheets.

	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account (Level 1)	$236,430,279	$230,295,219
Cash held in Trust Account	617	863
Cash and marketable securities held in Trust Account	$236,430,896	$230,296,082

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

December 15,
2025
Underlying share price	$10.18
Exercise price	$11.50
Expected life (years)	5.00
Risk-free interest rate	3.8%
Volatility	5.0%
Dividend yield	0.0%
Redemption price (1)	$ >18.00
Market adjustment	55%
(1)	The closing price of the Class A ordinary shares must equal or exceed $18.00 for any 20 trading days within a 30-trading day period for the redemption trigger to be met.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ITHAX Acquisition Corp III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ITHAX Acquisition Sponsor III LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Capitalized terms used but not defined in this Item 2 have the meanings given to them in the notes to the unaudited condensed financial statements included in Item 1 of this Quarterly Report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 3, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,972,957, which consists of interest earned on cash and marketable securities held in the Trust Account of $2,089,967 offset by general and administrative costs of $117,010.

For the nine months ended September 30, 2026, we had net income of $5,719,788, which consists of interest earned on cash and marketable securities held in the Trust Account of $6,134,814 offset by general and administrative costs of $415,026.

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

For the nine months ended September 30, 2026, cash used in operating activities was $291,276. Net income of $5,719,788 was affected by interest earned on cash and marketable securities held in Trust Account of $6,134,814. Changes in operating assets and liabilities provided $123,750 of cash for operating activities.

For the period from July 3, 2025 (inception) through September 30, 2025, net cash used in operating activities was $0. Net loss of $37,638 was affected by the changes in accounts payable and accrued expenses of $27,218 and general and administrative costs paid by Sponsor under promissory note – related party of $10,420.

As of September 30, 2026, we had cash and marketable securities held in the Trust Account of $236,430,896 primarily consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and excludes the deferred underwriting fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Prior to the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor to cover certain expenses in exchange for the issuance of the founder shares and the loan under an unsecured promissory note from our Sponsor. Subsequent to the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants held outside the Trust Account. As of September 30, 2026, we had cash of $451,052 held outside the Trust Account and a working capital surplus of $539,736.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We have until December 15, 2027 (24 months from the closing of the Initial Public Offering), or such earlier liquidation date as our board of directors may approve, to complete our Business Combination. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on December 11, 2025, the effective date of the Initial Public Offering, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $12,500 per month for office space, utilities, and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred $37,500 and $112,500 in fees and paid $37,500 and $120,968 for these services pursuant to the Administrative Services Agreement, respectively. For the period from July 3, 2025 (inception) through September 30, 2025, the Company did not incur or pay any fees for these services.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 24, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 15, 2026. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ITHAX ACQUISITION CORP III

Date: November 13, 2026	By:	/s/ Orestes Fintiklis
	Name:	Orestes Fintiklis
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)